Form 10-K
period 1996-12-31
HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER TRUST II
filed 1997-02-25
CIK 945207

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to _______

                  Commission File Nos. 0-36050

       HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER TRUST II
     (Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)


HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)



            DELAWARE                      36-3670374
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation of Servicer)        Number of Registrant



 2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS         60070
(Address of principal executive offices of           (Zip Code)
Servicer)


Servicer's telephone number, including area code  (847) 564-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X            No _____

The aggregate principal amount of the Certificates held by non-affiliates of the Servicer as of December 31, 1996 was approximately $660 million.

INTRODUCTORY NOTE




     HRSI Funding, Inc. (the "Seller") is the seller under a Pooling and Servicing Agreement (the "Agreement") dated as of October 1, 1994, by and among the Seller, Household Finance Corporation, as Servicer (the "Servicer") and Bank America National Trust Company, as trustee (the "Trustee"), as amended by the Series 1994-2 Supplement to the Agreement dated as of October 1, 1994 (the "Supplement"), providing for the issuance of certificates in varying series (the "Certificates"), and is the originator of the trust called the Household Private Label Credit Card Master Trust II (the "Registrant" or the "Trust").

     Each Certificate represents an undivided interest in a specific pool of receivables held by the Trust. The Certificates issued, or to be issued, may be senior ("Class A Certificates"), subordinated ("Class B Certificates") and a Seller Certificate.
The Seller, Servicer and Trustee have established a Cash Collateral Account and a Collateral Invested Amount for the benefit of the holders of the Class A and Class B Certificates. The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust and as a result of the Commission's favorable response to the Loan Application for Exemptive Order pursuant to Section 12(h) of the Securities Exchange Act of 1934 on May 20, 1992 which the Commission issued to the Private Label Credit Card Master Trust, the predecessor to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance and in anticipation of favorable action by the Commission.

PART I


Item 1.   Business.

          Not Applicable.


Item 2.   Properties.

          Not Applicable.


Item 3.   Legal Proceedings.

          The Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Servicer with respect to the Certificates or the Registrant's property.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Certificates
          (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1996.




PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Servicer, there is no established public trading market for the Certificates. As of January 31, 1997, there were 64 Class A Certificateholders (41 holders of Class A Certificates, Series 1994-1 and 23 holders of Class A Certificates, Series 1994-2) and 9 Class B Certificateholders (5 holders of Class B Certificates, Series 1994-1 and 4 holders of Class B Certificates, Series 1994-2), some of whom may be holding Certificates for the accounts of others.


Item 6.   Selected Financial Data.

          Not Applicable.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Not Applicable.


Item 8.   Financial Statements and Supplementary Data.

          Not Applicable.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.




PART III


Item 10.  Directors and Executive Officers of the Registrant.

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A or the Class B Certificates; (ii) the principal amount of Certificates owned by each and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount of the Class A or the Class B Certificates. The information set forth in the table is based upon information obtained by the Servicer from the Trustee and from The Depository Trust Company as of January 31, 1997. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class A Certificateholders (Series 1994-1)


Bank of New York                        $ 53,560       17.42
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                   $ 24,695        8.03
c/o BT Services Tennessee Inc.
Pension Trust Services
648 Grassmere Park Drive
Nashville, TN  37211

Bankers Trust Co./Investment A/C        $ 21,795        7.09
16 Wall Street, 5th Floor
New York, Ny 10005

SSB - Custodian                         $ 77,500       25.20
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

UBS Securities Inc./Union Bank of       $ 20,105        6.54
Switzerland, New York Branch
299 Park Avenue
New York, NY 10171-0026

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent



Class A Certificateholders (Series 1994-2)

Bank of New York                        $ 50,000       16.26
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                   $ 46,773       15.21
c/o BT Services Tennessee Inc.
Pension Trust Services
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                    $113,387       36.87
One Chase Manhattan Plaza
3B - Proxy Dept.
New York, NY 10081

Firstar Trust Company                   $ 23,750        7.72
777 East Wisconsin Avenue
Milwaukee, WI  53202

NBD Bank                                $ 16,600        5.40
611 Woodward Avenue
Detroit, MI  48226

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent



Class B Certificateholders (Series 1994-1)

Chase Manhattan Bank                    $ 13,250       58.89
One Chase Manhattan Plaza
3B - Proxy Department
New York, NY  10081

SSB-Custodian                           $  7,000       31.11
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717


Class B Certificateholders (Series 1994-2)

Bankers Trust Company                   $  6,500       28.89
c/o BT Services Tennessee Inc.
Pension Trust Services
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                    $  3,500       15.56
One Chase Manhattan Plaza
3B - Proxy Department
New York, NY  10081

Citicorp Services, Inc.                 $ 11,000       48.89
P. O. Box 30576
Tampa, KL  33630-3576

Investors Bank & Trust/                 $  1,500        6.67
  M.F. Custody
89 South Street, 6th Floor
Corp. Action Dept.
Boston, MA 02111

Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3) The Servicer is obligated to prepare an Annual Statement to Certificateholders for the year 1996, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1996.

               Date of Reports     Items Covered

               October 21, 1996    Item 7 -- Statement to
               November 20, 1996   Certificateholders with respect
               December 20, 1996   to distributions made on
                                   October 21, 1996, November 20,
                                   1996 and December 20, 1996.

          (c)  Exhibit 99.  Copy of Annual Statement to
               Certificateholders for the year 1996.

          (d)  Not Applicable.

SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Household Private Label Credit Card Master Trust II by the undersigned, thereunto duly authorized.




                          HOUSEHOLD FINANCE CORPORATION,
                         as Servicer of and on behalf of the

              HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER TRUST II
                                    (Registrant)




Date:  February 14, 1997      By:/s/ John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

                          Exhibit Index

Exhibit                                                Page
No.       Exhibit                                      No.

99        Copy of Annual Statement to
          Certificateholders for the year
          ended December 31, 1996                           11


U:\WP\HFS088\95-10K-PLCC