Form 10-K/A
period 1996-12-31
HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER TRUST II
filed 1997-05-16
CIK 945207

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                          FORM 10-K/A


     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996


Purpose: To supplement in part Part IV, Item 14(c) of Company's previously filed Form 10-K in order to file as an exhibit the Annual Servicing Report of Company's Independent
          Public Accountants.


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

                           SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this amendment to be signed on behalf of the Household Private Label Credit Card Master Trust II by the undersigned, thereunto duly authorized.




                          HOUSEHOLD FINANCE CORPORATION,
                         as Servicer of and on behalf of the

                HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER TRUST II
                                    (Registrant)




Date:  May 9, 1997            By:/s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary
















U:\WP\HFS088\95-10K\PLCC.AMD

                           Exhibit Index


Exhibit No.    Exhibit                                      Page No.

99             Copy of Independent Public Accountants          4
               Annual Servicing Report dated March 26, 1997.