Form 10-K
period 1997-12-31
HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER TRUST II
filed 1998-03-06
CIK 945207

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

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

                         Yes   X            No _____

The aggregate principal amount of the Certificates held by non-affiliates of the Servicer as of December 31, 1997 was approximately $330 million.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Certificates
          (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1997.




PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Servicer, there is no established public trading market for the Certificates. As of February 10, 1998, there were 19 Class A Certificateholders (0 holders of Class A Certificates, Series 1994-1 and 19 holders of Class A Certificates, Series 1994-2) and 4 Class B Certificateholders (0 holders of Class B Certificates, Series 1994-1 and 4 holders of Class B Certificates, Series 1994-2), some of whom may be holding Certificates for the accounts of others.


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

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A or the Class B Certificates; (ii) the principal amount of Certificates owned by each and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount of the Class A or the Class B Certificates. The information set forth in the table is based upon information obtained by the Servicer from the Trustee and from The Depository Trust Company as of February 10, 1998. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent



Class A Certificateholders (Series 1994-2)

Bankers Trust Company                   $ 41,773        13.58
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                    $105,777        34.40
4 New York Plaza - 13th Floor
New York, NY 10004

Firstar Trust Company                   $ 23,850         7.76
777 East Wisconsin Avenue
Milwaukee, WI  53202

Northern Trust Company                  $ 30,820        10.02
801 S. Canal C-IN
Chicago, IL 60607

Prudential Securities Custody           $ 24,830         8.07
111 8th Avenue - 4th Floor
New York, NY 10011

SSB - Custodian                         $ 42,900        13.95
Global Corp. Action Dept. JAB5W
P. O. Box 1631
Boston, MA 02105-1631

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent



Class B Certificateholders (Series 1994-2)

Bankers Trust Company                   $  6,500       28.89
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                    $  8,500       37.78
4 New York Plaza - 13th Floor
New York, NY  10004

Citibank, N.A.                          $  6,000       26.67
P. O. Box 30576
Tampa, KL  33630-3576

Investors Bank & Trust/                 $  1,500        6.67
  M.F. Custody
100 Claredon Street
15th Floor Hancock Tower
Boston, MA 02116

Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3) The Servicer is obligated to prepare an Annual Statement to Certificateholders for the year 1997, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1997.

               Date of Reports     Items Covered

               October 20, 1997    Item 7 -- Statement to
               November 20, 1997   Certificateholders with respect
               December 22, 1997   to distributions made on
                                   October 20, 1997, November 20,
                                   1997 and December 22, 1997.

          (c)  Exhibit 99.  Copy of Annual Statement to
               Certificateholders for the year 1997.

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




                          HOUSEHOLD FINANCE CORPORATION,
                         as Servicer of and on behalf of the

              HOUSEHOLD PRIVATE LABEL CREDIT CARD MASTER TRUST II
                                    (Registrant)




Date:  February 13, 1998      By:/s/ John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary


















U:\WP\HFS088\95-10K-PLCC
Exhibit Index


Exhibit No.ExhibitPage No.

99Copy of Annual Statement to   11
Certificateholders for the year
ended December 31, 1997